Form 10-K
period 2011-12-31
Ally Wholesale Enterprises LLC; Ally Master Owner Trust
filed 2012-03-30
CIK 1492632, 1499357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2011, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2011 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, the following instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association:

•	With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

•
With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Limited Liability Company Agreement of Ally Wholesale Enterprises LLC dated as of February 3, 2010.

•	Indenture Supplement between Ally Master Owner Trust (“Issuing Entity”) and Wells Fargo, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of February 12, 2010.

•	Trust Agreement among Ally Wholesale Enterprises LLC, as Depositor, and HSBC Bank USA, National Association, as Owner Trustee, dated as of February 12, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Wholesale Enterprises LLC, as Purchaser, dated as of February 12, 2010.

•	Series 2010-4 Indenture Supplement, between Issuing Entity and Indenture Trustee, dated August 26, 2010.

•	Series 2011-1 Indenture Supplement, between Issuing Entity and Indenture Trustee, dated January 20, 2011.
• • • •
Series 2011-3 Indenture Supplement, between Issuing Entity and Indenture Trustee, dated May 18, 2011.

Series 2011-4 Indenture Supplement, between Issuing Entity and Indenture Trustee, dated September 21, 2011

Series 2011-5 Indenture Supplement, between Issuing Entity and Indenture Trustee, dated October 19, 2011

Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2011.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo, National Association for the year ended December 31, 2011.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2012 for the year ended December 31, 2011.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo, National Association dated February 28, 2012 for the year ended December 31, 2011.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2011.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of February 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Wholesale Enterprises LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2012

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
4.4
Series 2010-4, Indenture Supplement dated August 26, 2010, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on August 30, 2010, (File No. 333-167044-1).
**
4.5
Series 2011-1, Indenture Supplement, dated January 20, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 4, 2011, File No. 333-167044-1).
**
4.6
Series 2011-3, Indenture Supplement, dated May 19, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on May 19,2011, File No. 333-167044-1).
**
4.7
Series 2011-4, Indenture Supplement, dated September 21,2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on September 23, 2011, File No. 333-167044-1).
**
4.8
Series 2011-5, Indenture Supplement, dated October 19, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 21, 2011, File No. 333-167044-1).
**
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2011.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo, National Association for the year ended December 31, 2011.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2012 for the year ended December 31, 2011.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo, National Association, dated February 28, 2012 for the year ended December 31, 2011.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2011.	Filed herewith.
99.1
Trust Sale and Servicing Agreement among the Issuing Entity, Ally Financial., as Servicer and Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.
*
99.2	Custodian Agreement between Ally Financial., as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of February 12, 2010.	*

*	Incorporated by reference to Ally Wholesale Enterprises LLC’s Form S-3 Registration Statement filed on May 24, 2010 (File No. 333-167044).
**	Incorporated by reference to Exhibit 4.1 of respective filed Ally Master Owner Trust Form 8-K.