Form 10-K
period 2012-12-31
Ally Wholesale Enterprises LLC; Ally Master Owner Trust
filed 2013-03-29
CIK 1492632, 1499357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference. None

INDEX

Ally Master Owner Trust

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Mine Safety Disclosures
Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A.	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships and Related Transactions and Director Independence*
Item 14.	Principal Accounting Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules

* Item is omitted in accordance with General Instructions J to Form 10-K.

Part I

Item 1B. Unresolved Staff Comments

None.

Item 4. Mine Safety Disclosures

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Master Owner Trust (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated October 4, 2012, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on October 9, 2012.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (the "Indenture Trustee", and each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance by Wells Fargo Bank, National Association with the Applicable Servicing Criteria for the calendar year 2012 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, the following instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association:

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

Ally Financial has reviewed the Report on Assessment completed by Wells Fargo Bank, National Association and attached as Exhibit 33.2 to this Form 10-K, and has determined that none of the material instances of noncompliance identified in Schedule A to Exhibit 33.2 represent material instances of noncompliance with the servicing criteria relating to the wholesale dealer floor-plan asset-backed securities transactions covered by this Form 10-K. As indicated in Schedule B to Exhibit 33.2, the identified material instances of noncompliance by Wells Fargo Bank, National Association related solely to residential mortgage-backed securities transactions.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Limited Liability Company Agreement of Ally Wholesale Enterprises LLC, dated as of February 3, 2010.

•	Indenture between Ally Master Owner Trust (the "Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of February 12, 2010.

•
Trust Agreement among Ally Wholesale Enterprises LLC, as Depositor, HSBC Bank USA, National Association, as Owner Trustee, and HSBC Trust Company (Delaware), National Association, as Delaware Trustee, dated as of February 12, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Wholesale Enterprises LLC, as Purchaser, dated as of February 12, 2010.

•	Series 2010-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated August 26, 2010.

•	Series 2011-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated January 20, 2011.

•	Series 2011-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated May 18, 2011.

•	Series 2011-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated September 21, 2011.

•	Series 2011-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated October 19, 2011.

•	Series 2012-1 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated February 22, 2012.

•	Series 2012-2 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated April 10, 2012.

•	Series 2012-3 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 25, 2012.

•	Series 2012-4 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated July 25, 2012.

•	Series 2012-5 Indenture Supplement, between the Issuing Entity and the Indenture Trustee, dated October 11, 2012.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2012.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association dated February 28, 2013 for the year ended December 31, 2012.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of February 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Wholesale Enterprises LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2013

Table of Contents
Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Ally Wholesale Enterprises LLC, dated as of February 3, 2010.	*
4.1	Indenture between Ally Master Owner Trust (the “Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of February 12, 2010.	*
4.2
Trust Agreement between Ally Wholesale Enterprises LLC, as Depositor, HSBC Bank USA, National Association, as Owner Trustee, and HSBC Trust Company (Delaware), National Association, as Delaware Trustee, dated as of February 12, 2010.
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
**
4.6
Series 2011-3, Indenture Supplement, dated May 19, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on May 19, 2011, File No. 333-167044-1).
**
4.7
Series 2011-4, Indenture Supplement, dated September 21, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on September 23, 2011, File No. 333-167044-1).
**
4.8
Series 2011-5, Indenture Supplement, dated October 19, 2011, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 21, 2011, File No. 333-167044-1).
**
4.9
Series 2012-1, Indenture Supplement, dated February 22, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on February 23, 2012, File No. 333-167044-1).
**
4.10
Series 2012-2, Indenture Supplement, dated April 10, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on April 11, 2012, File No. 333-167044-1).
**
4.11
Series 2012-3, Indenture Supplement, dated July 25, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 30, 2012, File No. 333-167044-1).
**
4.12
Series 2012-4, Indenture Supplement, dated July 25, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on July 30, 2012, File No. 333-167044-1).
**
4.13
Series 2012-5, Indenture Supplement, dated October 11, 2012, between Issuing Entity and Indenture Trustee, (incorporated by reference to Exhibit 4.1 of Ally Master Owner Trust Form 8-K filed on October 16, 2012, File No. 333-167044-1).
**
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2012.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association, dated February 28, 2013 for the year ended December 31, 2012.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.	Filed herewith.
99.1
Trust Sale and Servicing Agreement among the Issuing Entity, Ally Financial., as Servicer and Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.
*
99.2	Custodian Agreement between Ally Financial, as Custodian, Ally Wholesale Enterprises LLC, as Depositor, and Ally Bank, as Seller, dated as of February 12, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of February 12, 2010.	*

*	Incorporated by reference to Ally Wholesale Enterprises LLC’s Form S-3 Registration Statement filed on May 24, 2010 (File No. 333-167044).
**	Incorporated by reference to Exhibit 4.1 of respective filed Ally Master Owner Trust Form 8-K.